Form 10-K
period 2007-12-31
C-BASS 2007-CB5 Trust
filed 2008-03-27
CIK 1398424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-130524-06

C-BASS 2007-CB5 Trust
(Exact name of issuing entity as specified in its charter)

Asset Backed Funding Corporation
(Exact name of registrant/depositor as specified in its charter)

Credit-Based Asset Servicing and Securitization LLC
(Exact name of sponsor as specified in its charter)

New York	61-1543298 36-4618877 35-2313283 32-0219678 30-0446947 61-1543296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

214 North Tryon Street, Charlotte, North Carolina 28255
(Address of registrant’s principal executive offices)

(704) 386-1621
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
Not applicable.  Registrant is not an accelerated filer, large accelerated filer or well-known seasoned issuer.

Item 2. Properties.
Omitted.
Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.
Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Ommited.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by this transaction.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
JPMorgan Chase Bank, N.A. provides an interest rate swap agreement and an interest rate cap agreement for the benefit of the publicly-offered certificates as disclosed in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.  No additional disclosure is necessary because the aggregate significance percentage for these derivative instruments is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.
On November 23, 2007 Fieldstone Mortgage Company, an originator of certain of the mortgage loans in the C-BASS 2007-CB5 Trust, filed a petition under Chapter 11 of the bankruptcy code, 11 U.S.C. section 101 et seq., in the United States Bankruptcy Court for the District of Maryland, Baltimore Division. This proceeding is being administered under Case No. 07-21814-JS (Chapter 11).
Under the terms of the pooling and servicing agreement, Credit-Based Asset Servicing and Securitization LLC, as sponsor, makes all the representations and warranties relating to the mortgage loans. No originator makes any representations or warranties for the benefit of the certificateholders.

The registrant knows of no other material pending legal proceedings involving the issuing entity and all parties related to the issuing entity, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
The prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K, disclosed a merger transaction between Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), the sponsor, and Fieldstone Mortgage Company (“FMC”), an originator of certain of the mortgage loans in the C-BASS 2007-CB5 Trust.  On July 17, 2007 this merger transaction closed and FMC became an indirect subsidiary of C-BASS.

Effective October 1, 2007, Bank of America Corporation, parent corporation of Bank of America, N.A. and Banc of America Securities LLC, acquired ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation and LaSalle Bank National Association, from ABN AMRO Bank N.V.  As a result of this acquisition LaSalle is affiliated with the depositor, Asset Backed Funding Corporation and the underwriter, Banc of America Securities LLC.

Effective December 10, 2007 Goldman Sachs Bank USA acquired Litton Loan Servicing L.P., the servicer, from Credit-Based Asset Servicing and Securitization LLC, the sponsor. The information regarding this item has been filed in an 8-K filing dated December 13, 2007.

Other than these transactions, there are no changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with applicable servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15.

The following material instances of non-compliance are identified therein:

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”  (See the 2007 Assessment for the meaning of defined terms in the above quotation.)

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion in the 2007 Assessment that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the year ended December 31, 2007 and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, LaSalle asserts that the errors did not have, and are not reasonably likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

The assessment of compliance of Litton Loan Servicing LP (“Litton”) disclosed the following instances of noncompliance:

Reconciliations for Asset-Backed Securities Related Bank Account – 1122(d)(2)(vii) Investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification.

Loan Buyouts from Pool Assets – 1122(d)(4)(iii) Certain loan buyouts from pool assets were not made within timeframes established in the transaction agreements.

Loan Modifications – 1122(d)(4)(vi) Certain loans were modified during the Reporting Period that included a modified maturity date that exceeded the latest maturity date established in the transaction agreements.

Litton has implemented the following remediation procedures:

Reconciliations for Asset-Backed Securities Related Bank Account – 1122(d)(2)(vii) The controls over the investor bank account reconciliation process are adequately designed and operating effectively.  In the fourth quarter of 2007, Litton had reduced the number of investor bank account reconciliations which included reconciling items that were not resolved within 90 calendar days of their original identification to less than 4%.

Litton’s key monitoring controls include an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items.  Senior servicing management review both of these monitoring reports monthly.

Loan Buyouts from Pool Assets – 1122(d)(4)(iii) Litton is in the process of incorporating automation that will calculate the calendar month in which a loan can be bought out of individual securities based on the requirements in the respective transaction agreements. This automation will not allow a loan to be removed from a security unless it is in the timeframe allowed in the respective transaction agreements.  Litton expects to have this automation in place at or around the end of the first quarter 2008.

Loan Modifications – 1122(d)(4)(vi) In February 2008, Litton reviewed all of its transaction agreements and updated its monitoring software with the latest maturity date a loan may be modified for each security.  This software will systematically prohibit loss mitigation personnel from modifying a loan with a maturity date past the maturity date maintained in the system.

Item 1123 of Regulation AB. Servicer Compliance Statement
Although the referenced instances of noncompliance in the Litton report on assessment of compliance with the servicing criteria were material to the activities of Litton on a platform level, such instances of noncompliance did not relate specifically to the performance of Litton in its capacity as servicer under the pooling and servicing agreement related to the securities issued by the Issuing Entity. Accordingly, the servicer compliance statement of Litton was appropriately unqualified.

The servicer compliance statement is attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007 and Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2007

4.2
Mortgage Loan Purchase Agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 4.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.1
Custodial Agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 10.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.2
Interest Rate Swap Agreement, dated May 31, 2007, incorporated by reference from Exhibit 10.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.3
Interest Rate Cap Agreement, dated May 31, 2007, incorporated by reference from Exhibit 10.3 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.4
ISDA Master Agreement, dated May 31, 2007, incorporated by reference from Exhibit 10.4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.5
Schedule to the ISDA Master Agreement and Credit Support Annex, dated May 31, 2007, incorporated by reference from Exhibit 10.5 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

31	Rule 13a-14(d)/15d-14(d) Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
(b) Not applicable.
(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-BASS 2007-CB5 Trust
By: Litton Loan Servicing LP, as Servicer

Date: March 26, 2008	/s/ Elizabeth Folk
By: Elizabeth Folk
Title: Senior Vice President and Chief Financial Officer
Senior Officer in Charge of the Servicing Function of the Servicer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007 and Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2007

4.2
Mortgage Loan Purchase Agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 4.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.1
Custodial Agreement, dated as of May 1, 2007, incorporated by reference from Exhibit 10.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.2
Interest Rate Swap Agreement, dated May 31, 2007, incorporated by reference from Exhibit 10.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.3
Interest Rate Cap Agreement, dated May 31, 2007, incorporated by reference from Exhibit 10.3 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.4
ISDA Master Agreement, dated May 31, 2007, incorporated by reference from Exhibit 10.4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

10.5
Schedule to the ISDA Master Agreement and Credit Support Annex, dated May 31, 2007, incorporated by reference from Exhibit 10.5 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007

31	Rule 13a-14(d)/15d-14(d) Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee